Form 10-Q
period 2025-09-30
BM Acquisition Corp.
filed 2025-11-12
CIK 2071607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-288106

BM Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lot 680, Jalan Batu 1 1/2, Jalan Bangi
43500 Semenyih Selangor, Malaysia	N/A
(Address of principal executive offices)	(Zip Code)

+60 1731-69719

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: 1,724,999 Class A ordinary shares and 1 Class B ordinary share as of November 12, 2025.

BM ACQUISITION CORP.

PART I - FINANCIAL INFORMATION
Item 1	Financial Statements	F-1
	Balance Sheets as of September 30, 2025 and May 31, 2025 (unaudited)	F-1
	Statements of Operations for the period from May 9, 2025 (inception) through September 30, 2025 and for the period from May 9, 2025 (inception) through May 31, 2025	F-2
	Statements of Changes in Shareholders’ Deficit for the period from May 9, 2025 (inception) through September 30, 2025	F-3
	Statements of Cash Flows for the period from May 9, 2025 (inception) through September 30, 2025 and for the period from May 9, 2025 (inception) through May 31, 2025	F-4
	Notes to Financial Statements (Unaudited)	F-5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4	Controls and Procedures	6

PART II - OTHER INFORMATION
Item 1	Legal Proceedings	7
Item 1	Risk Factors	7
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3	Defaults Upon Senior Securities	7
Item 4	Mine Safety Disclosures	7
Item 5	Other Information	7
Item 6	Exhibits	7
	Signatures	8

2

PART I. FINANCIAL INFORMATION

BM ACQUISITION CORP.

BALANCE SHEET

	September 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Cash	-	-
Deferred offering costs	466,052	73,000
Total Assets	$466,052	$73,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	32,355	-
Promissory note – related party	$511,037	$78,618
Total Current Liabilities	543,392	78,618

Commitments and Contingencies	-	-

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,724,999 issued or outstanding	173	173
Class B ordinary Shares, $0.0001 par value; 10,000,000 shares authorized; 1 issued and outstanding(1)	-	-
Additional paid-in capital	24,827	24,827
Accumulated deficit	(77,340)	(5,618)
Subscription receivable	(25,000)	(25,000)
Total Shareholder’s Deficit	(77,340)	(5,618)
Total Liabilities and Shareholder’s Deficit	$466,052	$73,000

* On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and pre-share amounts and descriptions have been retroactively presented.

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Period from May 9, 2025 (inception) through	For the Period from May 9, 2025 (inception) through
	September 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
Formation and operating costs	$(77,340)	$(5,618)
Net Loss	$(77,340)	$(5,618)

Weighted average shares outstanding, basic and diluted (1)	1,725,000	1,725,000
Basic and diluted net loss per ordinary share	$(0.04)	$(0.00)

*	On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. The computation of basic and diluted loss per share were retro actively adjusted for the period presented.
(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENT OF CHANGES TO SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MAY 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – May 9, 2025 (inception)	-	-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	-	-	(5,618)	-	(5,618)
Balance – May 31, 2025	-	-	1,725,000	173	24,827	(5,618)	(25,000)	(5,618)
Conversion of Class B ordinary shares to Class A ordinary shares	1,724,999	173	(1,724,999)	(173)	-	-	-	-
Net loss	-	-	-	-	-	(71,722)	-	(71,722)
Balance – September 30, 2025	1,724,999	173	1	$-	$24,827	$(77,340)	$(25,000)	$(77,340)

*	On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. The outstanding shares of ordinary shares were presented retroactively as outstanding for the reporting period.
(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Period from May 9, 2025 (inception) through September 30, 2025	For the Period from May 9, 2025 (inception) through May 31, 2025
	(Unaudited)	(Audited)
Cash flows from Operating Activities:
Net Loss	$(77,340)	$(5,618)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	77,340	5,618
Net cash provided by operating activities	-	-

Cash flows from Financing Activities:
Proceeds from issuance of ordinary shares to Sponsor	-	-
Payment of offering costs	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	-	-
Cash – Beginning of period	-	-
Cash – Ending of period	$-	$-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$443,697	$73,000
Deferred offering costs in accrued offering costs and expenses	32,355	-

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BM Acquisition Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on May 9, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location, the Company intends to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business.

On September 30, 2025, the Company had not yet commenced any operations. All activity through September 30, 2025 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 6,000,000 units at $10.00 per unit (or 6,900,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 255,829 Units (or 264,829 Private Units if the underwriter’s over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, BM Global Capital (the “Sponsor”), that will close simultaneously with the Proposed Offering. The Company intends to list the Units on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the signing of an agreement to enter into a Business Combination.

The Company will complete a Business Combination only if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering, including the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company hold investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of how they vote for the Business Combination.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. These ordinary shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its third amended and restated memorandum and articles of association conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Our initial shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their insider shares and private shares if the Company fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any insider shares and private shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company will have until 18 months from the closing of the Proposed Offering, subject to extension up to 21 months by means of three one-month extension as set forth in this prospectus, at the option of the sponsor (as may be extended by shareholder approval to amend our third amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Offering price per Unit ($10.00).

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked our sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that our sponsor’s only assets are securities of our company. Therefore, the Company cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of September 30 and May 31, 2025 we had $0 and $0 in cash, respectively, a working capital deficit of $543,392 and $78,618, respectively, and accumulated deficit of $77,340 and $5,618. The Company expects to incur significant costs in pursuit of its financing and acquisition plans following the Proposed Offering. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern”, as of September 30 and May 31, 2025, the Company does not have sufficient liquidity to meet its current obligations. However, management has determined that the Company has access to funds from the Sponsor and the Sponsor has means to provide (see Note 5) that are sufficient to fund the working capital needs of the Company until the earlier of the consummation of the Proposed Public Offering or a minimum of one year from the date of issuance of these financial statements, which includes up to $700,000 in the form of a promissory note from the Sponsor, payable on the earlier of (i) March 31, 2026 and (ii) the consummation of the Proposed Offering. The Company cannot assure that its plans to raise capital or to consummate an Initial Business Combination will be successful.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of September 30 and May 31, 2025.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30 and May 31, 2025, the Company had offering costs of $466,052 and $73,000, respectively.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30 and May 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from May 9, 2025 (inception) to September 30, 2025.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Proposed Offering.

Warrant

The Company will account for the Public and Private Warrants to be issued in connection with the Proposed Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of September 30 and May 31, 2025.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30 and May 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At September 30 and May 31, 2025, the Company has its bank account opened since July 3, 2025 and did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2020-06 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-09 since the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, result of operations or cash flows.

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company will offer for sale up to 6,000,000 Units (or 6,900,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one ordinary share and one-half of one redeemable warrant (“Public Warrant”).

NOTE 4. PRIVATE PLACEMENT

The Sponsor has committed to purchase an aggregate of 255,829 Private Units (or 264,829 Private Units if the underwriter’s over-allotment option is exercised in full) at a price of $10.00 per Private Unit from the Company in a private placement that will occur simultaneously with the closing of the Proposed Offering. The proceeds from the sale of the Private Units will be added to the net proceeds from the Proposed Offering held in the Trust Account. The Private Units are identical to the Units sold in the Proposed Offering, as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 28, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were not received as of September 30, 2025. Such ordinary shares includes an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and its transferees will collectively own 20% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the Private Units).

The insider shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in this offering, and holders of insider shares have the same shareholder rights as public shareholders, except that (i) the insider shares are subject to certain transfer restrictions, as described in more detail below, (ii) the insider shares are entitled to registration rights; (iii) our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their insider shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any insider shares held by them and any public shares purchased during or after this offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction), (iv) the insider shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in our third amended and restated memorandum and articles of association, and (v) prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any ordinary resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

With certain limited exceptions, the insider shares are not transferable, assignable or saleable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom will be subject to the same transfer restrictions) until the completion of our initial business combination.

Promissory Note — Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory was amended to increase the principle sum up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. The note is non-interest bearing and payable on the earlier of (i) March 31, 2026 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $900,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of September 30 and May 31, 2025, the Company has borrowed $511,037 and $78,618 under the promissory note with our Sponsor.

Administrative Services Arrangement

An affiliate of our Sponsor has agreed, commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain office space of our Sponsor, utilities and secretarial and administrative support as may be reasonably required by the Company. The Company has agreed to pay to the affiliate of our Sponsor, $10,000 per month, for up to 18 months, subject to extension to up to 21 months, as provided in the Company’s registration statement, for such administrative services.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, and May 31, 2025, no amounts under such loans have been drawn.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the (i) insider shares, which were issued in a private placement prior to the closing of this offering, (ii) Private Units (including the component securities as well as any securities underlying those component securities), which will be issued in a private placement simultaneously with the closing of the Proposed Offering and (iii) Private Units (including the component securities as well as any securities underlying those component securities) that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of our securities held by them and any other securities of the company acquired by them prior to the consummation of a Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 225,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions.

The underwriters will not be entitled to any cash underwriting fee at closing of the Proposed Offering. The underwriters are entitled to cash underwriting fee of two percent (2%) or $1,200,000 (or up to $1,380,000 if the underwriters’ over – allotment is exercised in full) upon the closing of the Proposed Offering and deferred fee of one percent (1%) of the gross proceeds of the Proposed Offering, or $600,000 (or up to $690,000 if the underwriters’ over- allotment is exercised in full) upon closing of the Business Combination (or 5.9% of the trust balance upon the consummation of an initial business combination, whichever amount is greater). Excludes certain fees and expenses payable to the underwriters in connection with this offering. The underwriters have agreed to reimburse certain of our expenses in connection with this offering, not to exceed $600,000 (or $690,000 if the underwriter’s over-allotment option is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Administrative Services Arrangement

The Company has committed to pay an affiliate of our Sponsor $10,000 per month for administrative services as discussed in Note 5 commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary shares — The Company is authorized to issue 490,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 31, 2025, there were no Class A ordinary shares issued or outstanding. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis (the “insider shares”). Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and pre-share amounts and descriptions have been retroactively presented.

Class B Ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 28, 2025, upon the subdivision and redesignation of the shares of the Company, five (5) Class B ordinary shares were issued and outstanding. On May 28, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On May 28, 2025, the five (5) Class B ordinary shares were surrendered to the Company for no consideration. On May 28, 2025, there were 1,725,000 Class B Ordinary shares issued and outstanding, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis (the “insider shares”). Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and pre-share amounts and descriptions have been retroactively presented.

Any remaining Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. Because our sponsor acquired the insider shares at a nominal price, our public shareholders will incur an immediate and substantial dilution upon the closing of this offering, assuming no value is ascribed to the warrants included in the units. In the case that additional Class A ordinary shares, or equity-linked securities (as described herein), are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of our initial business combination, the ratio at which the Class B ordinary shares will convert into Class A ordinary shares will not be adjusted because the holders of the insider shares have agreed to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance pursuant to the letter agreement.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the third amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the third amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require an ordinary resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of in excess of 50 percent of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s third amended and restated memorandum and articles of association, such actions include amending the third amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors, and the right to vote on any amendment to the article granting such right, and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any ordinary resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of our third amended and restated memorandum and articles of association may only be amended if approved by an ordinary resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of the completion of our initial business combination or 12 months after this registration statement is declared effective by the Securities and Exchange Commission (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant; upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

The private warrants will be identical to the warrants sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, the private warrants (i) are locked-up until the completion of our initial business combination and (ii) will be entitled to registration rights.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any insider shares held by our initial shareholders or their affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and this offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

BM ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Financial Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Period from May 9, 2025 (inception) through September 30, 2025	For the Period from May 9, 2025 (inception) through May 31, 2025
	(Unaudited)	(Audited)
Formation and operating costs	$(77,340)	$(5,618)

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Offering and eventually a Business Combination within the Combination Period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated subsequent events and transactions that occurred up to the date of the filing. Based upon this review, the Company has identified below subsequent events that would have required adjustments or disclosure in the financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2025. As of the filing day, the Company haven’t consummated the Initial Public Offering.

On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to BM Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BM Global Capital. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective by the Securities Exchange Commission (the “SEC”) on September 30, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated under the laws of the Cayman Islands on May 9, 2025 as an exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, except that we aim to acquire an operating business primarily located in Southeast Asia that generates annual revenues between $15 million and $30 million and that we will not pursue a prospective target company based in or having the majority of its operations in China. We intend to utilize cash derived from the proceeds of our proposed initial public offering (the “Proposed Offering”), our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Proposed Offering of 6,000,000 units at $10.00 per unit (or 6,900,000 units if the underwriters’ over-allotment option is exercised in full) and the concurrent sale of 255,829 private units (or 264,829 private units if the underwriter’s over-allotment option is exercised in full).

For the period from May 9, 2025 (inception) through September 30, 2025, we have a net loss of $77,340, which consist of formation costs, and for the period from May 9, 2025 (inception) through May 31, 2025, we had a net loss of $5,618 that consist of formation and operating expenses.

Following the Proposed Offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Proposed Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the Proposed Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Proposed Offering.

Liquidity and Capital Resources

As of September 30, 2025 and May 31, 2025, we have cash available to us of $0 and $0, respectively and have working capital deficit of $543,392 and $78,618, respectively.

Our liquidity needs will be satisfied through the receipt of $25,000 from the sale of the insider shares and a promissory note with our sponsor with a principal amount of $700,000. Furthermore, we estimate that the net proceeds from (i) the sale of the units in the Proposed Offering of $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full), deducting offering expenses of approximately $1,058,290 and initial underwriting discounts and commissions of $1,200,000 (or $1,380,000 if the over-allotment option is exercised in full) and (ii) the sale of the private units for a purchase price of $2,558,290 (or $2,648,290 if the over-allotment option is exercised in full). Of this amount, $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full) will be held in the trust account. The remaining $900,000 (whether or not the over-allotment option is exercised in full) will not be held in the trust account.

We intend to use substantially all of the net proceeds of the Proposed Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Over the next 18 months from the closing of the Proposed Offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that we have entered into an agreement for an initial business combination within that 18 month period, we will be using the funds held outside of the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

Out of the funds available outside the trust account, we anticipate that we will incur approximately:

●	$310,000 of expenses for legal, accounting, due diligence, travelling and others related to any business combination;
●	$270,000 of expenses for legal and accounting related to regulatory reporting obligations;
●	$120,000 of administrative fee to the sponsor;
●	$150,000 of expenses for D&O insurance; and
●	$50,000 for other miscellaneous expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

On May 28, 2025, our sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which will be surrendered to us for no consideration after the closing of this offering depending on the extent to which the underwriters’ over-allotment option is exercised.

On July 24, 2025, our sponsor transferred 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees at the cost to the sponsor of $0.014 per share and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor.

On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding.

Our sponsor has committed to purchasing from us an aggregate of 255,829 private units at $10.00 per private unit (for a total purchase price of $2,558,290. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriters, it will purchase from us at a price of $10.00 per private unit an additional number of private units (up to a maximum of 264,829 private units) pro rata with the amount of the over-allotment option exercised so that at least $10.00 per share sold to the public (or 100.0% of the gross proceeds from the offering) in this offering is held in trust regardless of whether the over-allotment option is exercised in full or in part. These additional private units will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option.

On May 13, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $300,000, which is non-interest-bearing, which was amended by the First Amendment to Promissory Note dated August 11, 2025 to increase the principal amount to up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the earlier of (i) March 31, 2026 and (ii) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities. As of September 30 and May 31, 2025, we have borrowed $511,037 and $78,618 under promissory note.

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services until the closing of our initial business combination or our liquidation. No administrative service expense had been paid for the period from May 9, 2025 (inception) through September 30, 2025.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our sponsor, officers, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $3,000,000 of such loans into private units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation.

Pursuant to a registration rights agreement we will enter into with our sponsor prior to the closing of this offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2025, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BM ACQUISITION CORP.

Dated: November 12, 2025	By:	/s/ Traviss Loong Kam Seng
Traviss Loong Kam Seng, Chief Executive Officer and Director

