Form 10-K
period 2025-12-31
BM Acquisition Corp.
filed 2026-03-16
CIK 2071607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-288106

BM ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

Lot 680, Jalan Batu 1 1/2, Jalan Bangi 43500 Semenyih Selangor, Malaysia	N/A
(Address of principal executive offices)	(zip code)

+60 1731-69719

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares and one Redeemable Warrant	BMOKU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	BMOK	The Nasdaq Stock Market LLC
Redeemable Warrants, each warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50 per share	BMOKW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of March 16, 2026 and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 16, 2026, 1,724,999 shares of Class A ordinary shares, par value $0.0001 per share, and 1 share of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of potential business combination targets;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to BM Acquisition Corp.

Overview

We are a blank check company incorporated on May 9, 2025 as a Cayman Islands exempted company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

Our Sponsor is BM Global Capital, a Cayman Islands exempted company. On May 28, 2025, our sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which will be surrendered to us for no consideration after the closing of this offering depending on the extent to which the underwriters’ over-allotment option is exercised. Our sponsor has also committed to purchasing from us an aggregate of 255,829 private units (or up to 264,829 private units if the underwriters’ over-allotment option is exercised) at $10.00 per private unit for a total purchase price of $2,558,290 (or up to $2,648,290 if the underwriters’ over-allotment option is exercised) simultaneously with the consummation of this offering. On July 24, 2025, our sponsor transferred an aggregate of 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees and 60,000 insider shares to Dylan Wong Yeu Zen, an advisor to the sponsor, at the cost to the sponsor of $0.014 per share, in consideration for their respective services to the Company and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding.

Business Strategy and Competitive Advantages

We are a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability on May 9, 2025 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We have 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period.

As of the date of this prospectus, we have neither identified a specific acquisition target nor initiated any substantive discussions related to potential business combinations. We will strategically target companies primarily located in Southeast Asia, specifically businesses generating annual revenues between $15 million and $30 million. We believe this size represents optimal conditions for efficient transition to public markets, sustainable business growth, increased profitability and that Southeast Asia presents unique market conditions characterized by rapid economic growth, favorable demographics, as well as a vibrant entrepreneurial environment, providing fertile ground for identifying lucrative investment opportunities that offer significant returns and sustainable shareholder value.

Southeast Asia includes eleven economies, which are Brunei; Cambodia; Indonesia; Laos; Malaysia; Myanmar; Philippines; Singapore; Timor-Leste; Thailand; and Vietnam. Southeast Asia is experiencing robust economic growth that is outperforming the global average. A study by Andaman Partners issued in June 2025 indicates that the region’s combined GDP of the eleven economies reached nearly USD 4 trillion in 2024, with a 4.6% growth rate, and a projected 4.7% growth for 2025. This growth is significantly higher than the anticipated global GDP growth for the same period. According to a report by Bain & Company, issued August 1, 2024, Southeast Asia is projected to surpass China in GDP growth and foreign direct investment over the next decade.

We believe that the following are the key drivers for the rapid growth of the Southeast Asian economies:

Of the proceeds we will receive from this offering and the sale of the private units, $60,000,000, or $69,000,000 if the underwriters’ over-allotment option is exercised in full ($10.00 per unit or 100% of the gross proceeds of the offering in either case), will be deposited into a United States-based trust account established by Citibank, N.A. and maintained by Odyssey Transfer and Trust Company (“Odyssey”) acting as trustee. Except for interest earned on the funds in the trust account that may be released to us to pay our tax obligations, the proceeds held in the trust account will not be released until the earlier of: (i) the completion of our initial business combination within the required period; (ii) our redemption of public shares if we have not completed an initial business combination within the required period; (iii) our redemption of public shares in connection with an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period, or (B) with respect to any other provision of our third amended and restated memorandum and articles of association relating to the rights of public shareholders; and (iv) our liquidation.

Competitive Advantage

Our management team combines extensive financial and operational experience with a strong track record of entrepreneurial success, enabling disciplined investment execution, effective integration, and value creation across diverse business sectors. Our primary competitive advantage stems from our leadership team’s extensive professional experience and established regional network. Traviss Loong Kam Seng’s entrepreneurial success and extensive financial sector experience offer critical strategic insights, enabling the identification of lucrative investment opportunities and effective management of acquired entities. Concurrently, Loong Kam Hoong’s robust experience in financial management, portfolio optimization, and cash flow analysis provides critical support in the thorough financial assessment of potential acquisitions and enhances the post-acquisition integration strategy.

Our leadership team’s collective capabilities allow us exclusive access to proprietary deals and facilitate differentiated investment strategies that yield attractive risk-adjusted returns. Through a highly developed network across Southeast Asia, we are able to source exclusive, off-market acquisition opportunities in the region’s rapidly growing markets. Our leadership team’s combined expertise ensures stringent financial governance, disciplined acquisition processes, and effective operational integration, reinforcing the Company’s ability to generate sustainable growth and superior shareholder returns.

We target companies across Southeast Asia with strong market positions, scalable business models, and significant growth potential, capitalizing on accelerating economic development and consumer demand in the region. Under the skilled leadership of our management team, we believe that we are strategically positioned to leverage significant investment and acquisition opportunities within Southeast Asia’s rapidly developing market, uniquely equipped to execute value-accretive transactions, and well-positioned to deliver substantial, sustainable value creation for our stakeholders through targeted investments, efficient integration processes, and robust financial management practices.

Opportunity & Acquisition Target Criteria

We employ a disciplined and strategic approach to our investment and acquisition activities. Our management team diligently evaluates potential acquisition targets based on financial stability, scalability, and the capability to leverage public market advantages for accelerated growth. Ideal acquisition candidates should meet the following criteria:

Strategic Geographic Focus. Businesses primarily operating in Southeast Asia, capitalizing on the region’s rapid economic growth, favorable demographics, expanding digital economy, and increasing global investment interest.

Appropriate Size and Scale. Established businesses generating annual revenues between $15 million and $30 million, with operational infrastructure in place to support a seamless transition to public markets and scalable growth.

Benefits from Being Public. Businesses positioned to leverage public company advantages, including access to growth capital, enhanced brand profile, acquisition currency, and institutional credibility to support long-term expansion.

Outsized Growth Potential. Businesses demonstrating significant market opportunities for revenue and earnings expansion through organic growth, market share gains, M&A, and favorable industry dynamics.

Talented Management Team. Management teams with proven entrepreneurial and operational experience, adaptability, and leadership capable of executing growth strategies and navigating complex challenges.

Post-Acquisition Value Creation. Companies with identifiable operational efficiencies, financial improvements, and integration opportunities that can drive enhanced profitability, shareholder value, and long-term performance post-transaction.

Through thorough due diligence and rigorous financial analysis, we aim to ensure that each potential acquisition aligns with our investment criteria and provides substantial opportunities for operational enhancement, risk mitigation, and value creation.

Initial Business Combination and Satisfaction of 80% Test

Once we complete our initial public offering and listing on Nasdaq, Nasdaq rules will require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Status as a Public Company

Once we complete our initial public offering and listing on Nasdaq, we believe our structure will make us an attractive business combination partner to target businesses. As a public company, we intend to offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A ordinary shares (or shares of a new holding company) or for a combination of our shares of Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, once we complete our initial public offering and listing on Nasdaq, we will be a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th.

Effecting Our Initial Business Combination

We will have until 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period. If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period, we will seek shareholder approval to extend the date by which we must consummate our initial business combination on terms to be specified in the relevant proxy solicitation statement. There is no limit on the number of extensions that we may seek. In the event an amendment to our third amended and restated memorandum and articles of association is made (A) that would modify the substance or timing of our obligation to provide our public shareholders the right of redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months after the date of the closing of the Company’s initial public offering, or (B) with respect to any other provision of our third amended and restated memorandum and articles of association relating to the rights of our public shareholders, our third amended and restated memorandum and articles of association also require us to provide our public shareholders who are not our sponsor, directors or officers with the opportunity to redeem their public shares upon the approval of any such amendment, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations described herein.

If we are unable to complete our initial business combination within 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein. In such an event, the insider shares and private units held by our initial shareholders would be worthless and they will lose their entire investment, except to the extent they receive liquidating distributions from assets outside the trust account, because they have agreed, pursuant to a letter agreement with us, to (i) waive any right to exercise redemption rights with respect to any ordinary shares beneficially owned or to be owned by them, directly or indirectly, whether acquired before, in, or after the IPO (or to sell such shares to our company in a tender offer), (ii) waive any and all Claims with respect to their insider shares and private shares any Claim they may have in the future as a result of, or arising out of, any contracts or agreements with us and to not seek recourse against the trust account for any reason whatsoever, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the required period and to liquidating distributions from assets outside the trust account, and (iii) subject their insider shares, Class A ordinary shares issuable upon conversion thereof and the private units and their component securities to the aforementioned transfer restrictions.

In addition, if a business combination is not consummated, any working capital loans we obtain from our sponsor, officers, directors or their affiliates to finance transaction costs related to our initial business combination will not be repaid except to the extent that we have funds available outside of the trust account, and our sponsor, officers, directors or their affiliates will not have any claim against the trust account for reimbursement of reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination.

Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after this offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination.

We will either (i) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata portion of the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals) or (ii) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), in each case subject to the limitations described herein.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or stock exchange requirements, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With a trust account initially in the amount of $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full), we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount assumes no redemptions. Because we are able to consummate a business combination using the cash proceeds from this offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Sources of Target Businesses

Once we complete our initial public offering and listing on Nasdaq, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction; in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to pay BM Global Capital, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors may have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A ordinary shares that will be equal to or in excess of 20% of the number of shares of our Class A ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative business combination, in the event Business Combination is not consummated, and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

In connection with the initial business combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares of Class A ordinary shares upon the completion of the initial business combination in connection with a shareholder meeting called to approve the initial business combination. In connection with a proposed initial business combination, we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated certificate of incorporation would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

The initial business combination requires the approval of our shareholders under any merger agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek shareholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our shareholders under any merger agreement and Nasdaq rules. We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek shareholder approval of an alternative initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of ordinary shares present and entitled to vote at the meeting to approve the initial business combination when a quorum is present are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If in connection with a proposed initial business combination a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If the initial business combination is not consummated and upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, in connection with the shareholder approval of the Business Combination, or if the Business Combination is not consummated and we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the Business Combination or an alternative initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not consummated, we may continue to try to complete an initial business combination with a different target until 15 months from the closing of the IPO (or up to 21 months if we extend the period of time to consummate a business combination or as extended by the Company’s shareholders in accordance with our amended and restated certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their public shares in connection with the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights in connection with the completion of our initial business combination with respect to our warrants. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their insider shares and any public shares they may acquire during or after this offering in connection with the completion of our initial business combination.

Pursuant to our third amended and restated memorandum and articles of association, we are required to give a minimum of only twenty (20) clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination. However, if our sponsor, officers or directors acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

If we anticipate that we may not be able to consummate our initial business combination within 18 months from the closing of our initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period, we will seek shareholder approval to extend the date by which we must consummate our initial business combination on terms to be specified in the relevant proxy solicitation statement. There is no limit on the number of extensions that we may seek. In the event an amendment to our third amended and restated memorandum and articles of association is made (A) that would modify the substance or timing of our obligation to provide our public shareholders the right of redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months after the date of the closing of the Company’s initial public offering, or (B) with respect to any other provision of our third amended and restated memorandum and articles of association relating to the rights of our public shareholders, our third amended and restated memorandum and articles of association also require us to provide our public shareholders who are not our sponsor, directors or officers with the opportunity to redeem their public shares upon the approval of any such amendment, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations described herein.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $870,000 of proceeds initially held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Guangdong Prouden CPAs GP, independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. We therefore believe it is unlikely our sponsor would be able to satisfy its indemnity obligations if it were required to do so. However, we believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full).

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at Lot 680, Jalan Batu 1 1/2, Jalan Bangi, 43500 Semenyih Selangor, Malaysia and our telephone number is +60 1731-69719.

We have agreed to pay BM Global Capital, our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the business combination, and unanticipated expenses or delays in connection with the business combination;

●	if we seek shareholder approval of our initial business combination, our initial shareholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

●	our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination. We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption. The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	Our sponsor paid an aggregate of $25,000, or approximately $0.014 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A ordinary shares;

●	Since our sponsor paid only approximately $0.014 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions by us of the Public Shares.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement most recently filed with the SEC on January 13, 2026 and our Form 10-Q filed with the SEC on November 12, 2025.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our business securely. We face a multitude of cybersecurity threats, and may experience cyber incidents in the normal course of business. Such cybersecurity threats could have a material adverse effect on our business, financial condition, operations, results of operations, performance, cash flows or reputation. Our service providers (including the transfer agent), and other business contacts may face similar cybersecurity threats, and a cybersecurity incident impacting these persons or entities could materially adversely affect our operations, performance and results of operations.

These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity. The Board and/or our Audit Committee oversee our cybersecurity risk exposures and the steps taken by management to identify, monitor and mitigate cybersecurity risks to align our risk exposure with our strategic objectives. With respect to such cybersecurity risk oversight, our Board and/or our Audit Committee receive periodic reports and/or updates from management on the primary cybersecurity risks facing us and the measures we are taking to mitigate such risks. In addition to such reports and updates, our Board and/or our Audit Committee receive updates from management as to changes to our cybersecurity risk profile or certain newly identified risks. In the event of an incident, we intend to follow our incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the Board or Audit Committee, as appropriate.

While cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at Lot 680, Jalan Batu 1 1/2, Jalan Bangi, 43500 Semenyih Selangor, Malaysia. The cost for this space is included in the $10,000 per-month fee we pay to an affiliate of our Sponsor for office space, utilities, secretarial and administrative support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units, Class A ordinary shares and Public Warrants have been applied for listing on the Nasdaq Global Market (“Nasdaq”) under the symbols “BMOKU,” “BMOK,” and “BMOKW,” respectively.

(b)	Holders

As of December 31, 2025, there were no holder of record of our Class A ordinary shares and no holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6. Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer to BM Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on May 9, 2025 as a Cayman Islands exempted company whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination.

Our Sponsor is BM Global Capital, a Cayman Islands exempted company. On May 28, 2025, our sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share), up to 225,000 of which will be surrendered to us for no consideration after the closing of this offering depending on the extent to which the underwriters’ over-allotment option is exercised. Our sponsor has also committed to purchasing from us an aggregate of 255,829 private units (or up to 264,829 private units if the underwriters’ over-allotment option is exercised) at $10.00 per private unit for a total purchase price of $2,558,290 (or up to $2,648,290 if the underwriters’ over-allotment option is exercised) simultaneously with the consummation of this offering. On July 24, 2025, our sponsor transferred an aggregate of 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees and 60,000 insider shares to Dylan Wong Yeu Zen, an advisor to the sponsor, at the cost to the sponsor of $0.014 per share, in consideration for their respective services to the Company and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding.

Results of Operations

As of December 31, 2025, we have neither engaged in any operations nor generated any revenues. All activity for the period from May 9, 2025 (inception) through December 31, 2025, relates to our formation and the intended initial public offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering.

For the year ended December 31, 2025, we had no net income and a net loss of $88,188 which consist of formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $25,000 in cash, a working capital deficit of $653,189 and accumulated deficit of $88,188. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty through this offering. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We intend to use substantially all of the net proceeds of this offering and the sale of the private units, including the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our shares used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our liquidity needs have been satisfied prior to completion of this offering through borrowing from our sponsor up to an aggregate amount of $900,000 under an unsecured promissory note that are more fully described below (see “Related Party Transactions”). As of December 31, 2025, the Company borrowed $627,864 under the promissory note. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, management has determined that the mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, along with the need to receive additional financing, raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The audited financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Off-Balance Sheet Arrangements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers, Directors and Director Nominees

The following table sets forth certain information concerning our directors, executive officers and director nominees as of the date of this prospectus.

Name*	Age	Position
Traviss Loong Kam Seng	36	Chief Executive Officer and Director
Loong Kam Hoong	29	Chief Financial Officer
Chen Kien Lun*	37	Independent Director Nominee
Chiew Wen Qi*	32	Independent Director Nominee
Derrick Chan Choon Keong*	40	Independent Director Nominee

* Each of Chen Kien Lun, Chiew Wen Qi and Derrick Chan Choon Keong has accepted appointments to serve as our independent director, effective upon the SEC’s declaration of effectiveness of our registration statement on Form S-1 of which this prospectus is a part.

Below is a summary of the business experience of each of our executive officers, directors and director nominees:

Executive Officers

Traviss Loong Kam Seng — Mr. Traviss Loong Kam Seng, our Chief Executive Officer and Chairman of the Board, is a visionary entrepreneur and financial strategist with a proven ability to scale businesses across healthcare, aesthetics, and fintech. He has served as a Director of Astica Sdn. Bhd. in Selangor, Malaysia, a premier ambulatory care center specializing in plastic surgery, since April 2023, where he oversees patient-centric clinical services and advanced surgical technologies. He concurrently serves as Director of BR Aesthetic Sdn. Bhd., a leading aesthetic treatment center offering non-surgical anti-aging solutions, and as Director of SM Prominent Sdn. Bhd., a high-growth, premier distributor of advanced beauty products and medical aesthetic equipment serving clinics across Malaysia with high-performance solutions and exclusive technologies. Prior to his entrepreneurial ventures, Mr. Loong held key roles in financial services, including as Marketing Manager, Business Banking at UOB Bank Berhad from April 2016 to April 2017, where he increased SME loan client engagement by 30% through targeted acquisition strategies. Earlier, he served as a Mortgage Specialist at RHB Bank Berhad (February 2014 to April 2016, where he generated RM 52.9 million in loans and RM 630,000 in insurance premiums and prior to that, Mr. Loong served as Senior Sales & Marketing Executive at Public Bank Berhad from April 2013 to February 2014, where he managed hire-purchase loans with a monthly sales volume of RM 3.5 million. Mr. Loong holds a Master of Science in Marketing and a Bachelor of Arts (with Honors) in Business Studies from the University of the West of England (UWE).

Loong Kam Hoong — Mr. Loong Kam Hoong, our Chief Financial Officer, has been serving as Finance Account Manager at Wizalda Marketing Sdn. Bhd., a trading and plastic injection company that achieved 2,405% revenue growth between 2018 and 2024, since September 2019, where he oversees portfolio management, cash flow optimization, and P&L analysis to drive financial health and operational efficiency. From September 2019 to September 2022, Mr. Loong served as Production Manager at Loong Weng Plastic Industries Sdn Bhd, where he managed daily production operations, implemented cost-saving measures, and developed forecasting systems that improved production planning and revenue tracking. Earlier in his career, Mr. Loong gained commercial experience as a Sales Executive at AWANA SANCTUARY Sdn. Bhd from June 2016 to August 2016, where he executed door-to-door sales campaigns and developed marketing proposals for F&B products targeting pharmacies and hotels. He began his professional journey in an administrative role at SD Dream World Sdn. Bhd from December 2013 to February 2014, supporting logistics operations and customer service. Mr. Loong holds a Degree in Banking and Finance from the University of West England (2016-2019) and a Diploma in Business Administration from Sunway University (2013-2015). His professional skills include financial analysis, production costing, sales strategy, and team leadership developed through both academic training and hands-on industry experience.

Independent Director Nominees

Chen Kien Lun — Mr. Chen Kien Lun is presently a law partner at Chia, Ooi, Sun & Co., where he leads the firm’s corporate conveyancing department. He has cultivated a well-rounded legal practice with a primary focus on corporate advisory, commercial conveyancing, mergers & acquisitions and cross-border transactional matters. Mr. Lun has significant experience in the area of EPCC and REPPA in Malaysia and he has advised clients on agreements relating to major infrastructure and energy projects including the design and construction of bridges, offshore oil and gas platforms, port facilities and hydroelectric developments. In addition, he advises corporate clients on regulatory compliance issues involving the Securities Commission Malaysia (SC), including matters relating to licensing, disclosure requirements, corporate governance and statutory obligations applicable to both public listed companies and private limited companies. He is known for his commercially pragmatic approach ensuring that legal strategies are not only robust and compliant but also aligned with his client’s strategic business objectives. His clientele includes property developers, corporate entities, financial institutions and foreign investors, all of whom rely on his legal acumen, attention to details and his ability to deliver effective outcomes in high-stakes transactions. He regularly advises both Malaysian and International clients on a broad range of corporate and commercial matters, with particulars emphasis on mergers and acquisitions involving foreign investments and Malaysian interests. His role often includes structuring transactions, conducting legal due diligence, drafting and negotiating terms of the agreements and guiding clients through completion and post-completion compliance. Mr. Lun earned an LL.B. from Cardiff University, UK in 2008, an LL.M in Commercial Law from Cardiff University, UK in 2009, and a Bar Vocational Course also from Cardiff University in 2010. Mr. Lun is a member of the Honourable Society of Lincoln’s Inn and an Advocate & Solicitor, Malaysia.

Chiew Wen Qi – Ms. Chiew Wen Qi is an accomplished finance and audit professional with extensive experience in external audit, internal audit, valuation and financial advisory services. From January 2023 to June 2024, she was attached to Tokio Marine Insurans (Malaysia) Berhad, where her responsibilities included executing internal audit engagements, reviewing internal controls and risk management processes and reporting findings to Senior Management and the Audit Committee. Prior to that, she founded and managed Chiew Rebalance Enterprise (June 2021 - December 2022), a consultancy practice where she provided financial and tax advisory. Earlier, she joined Deloitte Corporate Solutions Sdn. Bhd. from September 2020 to March 2021, where she carried out business valuation and financial modelling assignments related to mergers, acquisitions and restructuring, including projects in the infrastructure and transportation sectors. She began her career at PricewaterhouseCoopers (PwC) Malaysia from September 2015 to August 2019, where she was involved in managing statutory audits across a range of industries including manufacturing, trading and services.

Ms. Chiew has been a member of the Association of Chartered Certified Accountants (ACCA) since 2019 and obtained a Master of Science in Finance from Lancaster University, United Kingdom in 2020. In 2023, she passed the Certified Information Systems Auditor (CISA) examination, and is in the process of obtaining certification.

Derrick Chan Choon Keong – Mr. Derrick Chan Choon Keong is a Malaysian lawyer practicing in Kuala Lumpur, Wilayah Persekutuan under the law firm, Ck Chan Law Practice since April 2020. Mr. Chan was admitted to the Malaysian Bar on May 7, 2012 and holds a barrister qualification from the Honourable Society of the Middle Temple (Temple, London) earned in 2010, and is a graduate of Cardiff University (Cardiff, London) where he earned a Masters in Commercial Law (LL.M) in 2008 and a graduate of University of Wales in 2007 with an Undergraduate Law Degree (LL.B).

In addition, our sponsor has engaged the services of ARC Group Limited, an affiliate of ARC GROUP SECURITIES LLC, to provide financial advisory services to our sponsor in connection with this offering. These services include the analysis of markets, positioning, financial models, organizational structure, and capital requirements. ARC Group Limited is entitled to cash consideration from our sponsor for its services in the amount of up to $500,000, ARC Group Limited is entitled to cash consideration from our sponsor for its services in the amount of up to $500,000, payable as follows: $100,000 upon the signing of its engagement letter; $100,000 upon the completion of PCAOB audit of our financial statements included in this prospectus; $100,000 upon the filing of our registration statement on Form S-1 of which this prospectus is a part; $100,000 upon the SEC’s declaration of effectiveness of the registration statement; and $100,000 upon the completion of this offering. Additionally, we will reimburse ARC Group Limited for all reasonable out-of-pocket expenses incurred in connection with the provision of services to our company up to $10,000.

Past performance of our management team is not a guarantee (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or any affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors have little to no experience with blank check companies or special purpose acquisition companies. In addition, our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary duties or contractual obligations with respect to initial business combination opportunities.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors have determined that all of our directors, other than Traviss Loong Kam Seng are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

We will establish three committees under the board of directors immediately upon the effectiveness of our registration statement on Form S-1, of which this prospectus is a part: an audit committee, a compensation committee and a corporate governance and nominating committee. We will adopt a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee

Under the Nasdaq Stock Market Listing Rules and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Our audit committee will consist of Ms. Chiew Wen Qi, Mr. Chen Kien Lun, and Derrick Chan Choon Keong, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Nasdaq Stock Market Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Ms. Chiew Wen Qi will serve as the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

● reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

● discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

● discussing with management major risk assessment and risk management policies;

● monitoring the independence of the independent auditor;

● verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

● inquiring and discussing with management our compliance with applicable laws and regulations;

● pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

● appointing or replacing the independent auditor;

● determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

● establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Corporate governance and nominating committee

We intend to establish a corporate governance and nominating committee of the board of directors, which will consist of Mr. Chen Kien Lun, Ms. Chiew Wen Qi, and Derrick Chan Choon Keong, each of whom will qualify as an independent director under the Nasdaq Stock Market Listing Rules. Derrick Chan Choon Keong will be the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

● should have demonstrated notable or significant achievements in business, education or public service;

● should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

● should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our third amended and restated memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation committee

We intend to establish a compensation committee of the board of directors, which will consist of Mr. Chen Kien Lun, Ms. Chiew Wen Qi and Derrick Chan Choon Keong, each of whom will qualify as an independent director under the Nasdaq Stock Market Listing Rules. Mr. Chen Kien Lun will be the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

● reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

● reviewing and approving the compensation of all of our other executive officer;

● reviewing our executive compensation policies and plans;

● implementing and administering our incentive compensation equity-based remuneration plans;

● reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

● approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

● reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

Upon consummation of this offering, we will adopt a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Clawback Policy

Upon consummation of this offering, we will adopt a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Conflicts of Interest

Under Cayman Islands law, directors owe the following fiduciary duties:

● duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

● duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

● directors should not improperly fetter the exercise of future discretion;

● duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

● duty to exercise independent judgment.

In addition to the above, directors also owe a duty to act with skill, care and diligence. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the third amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Industry	Affiliation
Traviss Loong Kam Seng	Astica Sdn. Bhd.	medical services relating to plastic surgery	Director
	BR Aesthetic Sdn. Bhd.	one-stop medical aesthetics clinic	Director
	SM Prominent Sdn. Bhd.	Beauty equipment	Director
Loong Kam Hoong	Wizalda Marketing Sdn. Bhd.	Chemical Product and Preparation Manufacturing	Finance Account Manager
Chen Kien Lun	Chia Ooi Sun & Co.	Legal	Partner
Chiew Wen Qi	N/A	N/A	N/A
Derrick Chan Choon Keong	Ck Chan Law Practice	Legal	Partner

Our third amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands laws: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce our interest or expectancy in any corporate opportunity offered to any officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Subject to his or her fiduciary duties under Cayman Islands laws, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations or with which he or she are affiliated, he or she may need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands laws. As a result, the fiduciary duties or contractual obligations of our officers or directors could result in conflicts of interest when our board evaluates a particular business opportunity and materially affect our ability to complete our initial business combination. For more information on related risks, see “Risk Factors — Risks Associated with Our Business and Securities — Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary, contractual or other obligations or duties and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

In addition, our officers and directors may sponsor, form or become affiliated with blank check companies, engaged in business activities similar to those intended to be conducted by our company or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination and the consideration paid, terms, conditions and timing relating to the business combination.

In addition to the above, potential investors should also be aware of the following actual or potential material conflicts of interest between (i) our officers and directors and (ii) our unaffiliated security holders with respect to determining whether to proceed with a de-SPAC transaction and the manner in which we compensate our officers and directors. Because of these, our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and the terms on which we will complete such business combination, and they may be incentivized to (i) pursue a target company that has a less favorable risk, stability or profitability profile for our public shareholders but would be easier, quicker and more certain to guide through the business combination process over a target company that has a better risk, stability or profitability profile for our public shareholders but may take a longer time to diligence and go through the business combination process or (ii) effect our initial business combination with less desirable terms and conditions in order complete a business combination within the required period, both of which could cause our public shareholders to experience a negative rate of return or lose significant value on their shares of the combined company.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or dishonesty.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance for the benefit of any of our directors or officers against any liability which, by virtue of any rule of law, would otherwise attach to such person in respect of any negligence, default, breach of duty or breach of trust of which such person may be guilty in relation to our company. We will purchase a policy of directors’ and officer’s liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any Claim they may have in the future as a result of, or arising out of, any contracts or agreements with us and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the closing of our initial public offering, through the acquisition of a target business or our liquidation of the trust account, we will pay our Sponsor, $10,000 per month for office space, utilities, secretarial and administrative support.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. However, the amount of such compensation may not be known at the time of the shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s ordinary shares as of the record date based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company’s ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of ordinary shares; and

●	all our officers and directors as a group.

On May 28, 2025, BM Global Capital paid $25,000 to cover for certain expenses on our behalf in exchange for the issuance of 1,725,000 insider shares (of which, 225,000 are subject to forfeiture if the underwriters do not exercise their over-allotment option), or approximately $0.014 per share. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 255,829 private units for a purchase price of $10.00 per share in a private placement that will occur simultaneously with the closing of this offering (assuming the underwriters do not exercise their over-allotment option). Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. On July 24, 2025, our sponsor transferred an aggregate of 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees and 60,000 insider shares to Dylan Wong Yeu Zen, an advisor to the sponsor, at the cost to the sponsor of $0.014 per share, in consideration for their respective services to the Company and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding.

The per share price of the insider shares was determined by dividing the amount paid by the number of insider shares issued in consideration therefor. If we increase or decrease the size of this offering, we will effect a share capitalization or a compulsory redemption or redemption or other appropriate mechanism, as applicable, with respect to the insider shares immediately prior to the consummation of this offering in such amount as to maintain the number of insider shares, on an as-converted basis, at approximately 20% of our issued and outstanding ordinary shares upon the consummation of this offering (without giving effect to the sale of the private units, and assuming our insiders do not purchase public shares in this offering). None of our insiders has indicated any intention to purchase units in this offering.

The number of shares beneficially owned and post-offering percentages in the following table assume that the underwriters do not exercise their over-allotment option and that there are 7,755,829 ordinary shares, consisting of (i) 7,499,999 Class A ordinary shares included in the public units sold in this offering, (ii) 1 Class B ordinary shares, and (iii) 255,829 private shares underlying the private units purchased by our sponsor in a private placement simultaneously with the closing of this offering, issued and outstanding after this offering.

	Number of Class A Ordinary Shares	Approximate Percentage of Outstanding Class A Ordinary Shares		Number of Class B Ordinary Shares	Approximate Percentage of Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Before Offering	After Offering	Beneficially Owned(2)	Before Offering	After Offering
BM Global Capital(3)	1,824,828	95.0%	23.04%	1	100%	100%
Traviss Loong Kam Seng(3)	1,824,828	95.0%	23.04%	1	100%	100%
Loong Kam Hoong	70,000	3.6%	*	—	—	—
Chen Kien Lun	15,000	*	*	—	—	—
Chiew Wen Qi	6,000	*	*	—	—	—
Derrick Chan Choon Keong	5,000	*	*	—	—	—
All officers, directors and director nominees as a group (5 persons)	1,920,828	100%	23.04%	1	100.0%	100.0%

* Less than one percent.

(1) Unless otherwise indicated, the business address of each of the following entities and individuals is c/o BM Acquisition Corp., Lot 680, Jalan Batu 1 1/2, Jalan Bangi, 43500 Semenyih Selangor, Malaysia.

(2) Interests shown consist solely of insider shares, classified as Class B ordinary shares. Such Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3) BM Global Capital, our sponsor, is the record holder of 1,569,000 insider shares, up to 225,000 of such shares shall be forfeited for no consideration if the underwriters do not exercise the over-allotment option in full and 255,829 private shares. Mr. Traviss Loong Kam Seng is the sole member of our sponsor and, as a result, holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Mr. Seng disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of his pecuniary interest therein, directly or indirectly.

Immediately after this offering, our initial shareholders will beneficially own approximately 20% of the then issued and outstanding ordinary shares (not including the private units and assuming our initial shareholders do not purchase any units in this offering). In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our third amended and restated memorandum and articles of association and approval of significant corporate transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 28, 2025, our sponsor purchased an aggregate of 1,725,000 insider shares for an aggregate of $25,000 (or approximately $0.014 per share). If the underwriters do not exercise all or a portion of their over-allotment option, our sponsor has agreed that up to an aggregate of 225,000 insider shares in proportion to the portion of the over-allotment option that was not exercised are subject to forfeiture and would be immediately cancelled.

On July 24, 2025, our sponsor transferred an aggregate of 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees at the cost to the sponsor of $0.014 per share, in consideration for their respective services to the Company and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding.

If the underwriters determine the size of the offering should be increased (including pursuant to Rule 462(b) under the Securities Act) or decreased, a share capitalization or a contribution back to capital, as applicable, would be effectuated in order to maintain our sponsor’s ownership at a percentage of the number of shares to be sold in this offering. The insider shares are identical to the public shares except with respect to the transfer restrictions, redemption rights, liquidating rights, and voting rights described in more detail under “Description of Securities — Ordinary Shares” and registration rights described below.

Our sponsor has committed to purchasing from us an aggregate of 255,829 private units at $10.00 per private unit (for a total purchase price of $2,558,290). These purchases will take place on a private placement basis simultaneously with the consummation of this offering. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriters, it will purchase from us at a price of $10.00 per private unit an additional number of private units (up to a maximum of 264,829 private units) pro rata with the amount of the over-allotment option exercised so that at least $10.00 per share sold to the public (or 100.0% of the gross proceeds) in this offering is held in trust regardless of whether the over-allotment option is exercised in full or in part. These additional private units will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option. These private units are identical to the public units sold in this offering, except with respect to certain transfer restrictions under “— Contractual arrangements” and registration rights described below.

On May 13, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $300,000, which is non-interest-bearing and which was amended by the First Amendment to Promissory Note dated August 11, 2025 to increase the principal amount to up to $700,000 and the Second Amendment to Promissory Note dated as of November 7, 2025. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor and was payable on the earlier of (i) March 31, 2026 and (ii) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities. On March 2, 2026, the Third Amendment to Promissory Note increased the principal amount to up to $900,000 and extended the maturity date to the earlier of (i) March 31, 2027 and (ii) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities.

In order to meet our working capital needs following the consummation of this offering, our sponsor, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, be converted into private units at a price of $10.00 per unit upon the consummation of our business combination either in full or in part. Our board of directors has approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

Pursuant to a registration rights agreement to be entered into among our company, the sponsor, and our officers and directors prior to or on the effective date of this offering, at any time and from time to time on or after the date that we consummate a business combination, the holders of a majority-in-interest of (i) 1,500,000 insider shares (or 1,725,000 insider shares if the overallotment is exercised in full), (ii) 255,829 private shares (or 264,829 private shares if the overallotment is exercised in full), (iii) 255,829 ordinary shares (or 264,829 ordinary shares if the overallotment is exercised in full) underlying the private warrants included in the private units, (iv) any securities issuable upon conversion of working capital loans from our sponsor, officers, directors or their affiliates, if any, (vi any warrants, rights, shares of our company issued as a dividend or other distribution with respect to or in exchange for or in replacement of the aforementioned securities, and (vi) any other equity security held by our initial shareholders as of the date of the registration rights agreement (including shares issued or issuable upon the exercise of such equity security) are entitled to make up to two demands that we register the resale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination.

Our officers and directors and their affiliates may receive reimbursement from us for reasonable out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination from funds held outside the trust account prior to the competition of our initial business combination. No reimbursement may be made from the proceeds held in the trust account prior to the completion of a business combination. If we fail to consummate a business combination within the required period, these persons will not have any claim against the trust account for reimbursement or receive any reimbursement. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers and directors, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, or to any of their affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is). All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics, which we will adopt upon consummation of this offering, will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant, and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. We also require each of our directors and executive officers to annually complete a directors’ and officer’s questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officer’s questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our sponsor, officers, directors or their affiliates unless such transaction is approved by a majority of our independent directors who do not have an interest in such transaction. Furthermore, in no event will any of our sponsor, officers or directors, or any entity with which they are affiliated, be paid any finder’s fee or consulting fee for any services they render in order to effectuate the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Guangdong Prouden CPAs GP, independent registered public accounting firm (“Prouden”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Prouden in connection with regulatory filings. The aggregate fees billed by Prouden for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Form 10-K for the respective periods and other required filings with the SEC for the period for the years ended December 31, 2025 and December 31, 2024 totaled approximately $51,500 and $0, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Prouden for consultations concerning financial accounting and reporting standards for the period from May 9, 2025 (inception) through December 31, 2025.

Tax Fees. We did not pay Prouden for tax planning and tax advice for the period from May 9, 2025 (inception) through December 31, 2025.

All Other Fees. We did not pay Prouden for other services for the period from May 9, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of

BM Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BM Acquisition Corp. (the “Company”) as of December 31, 2025, the related statements of operations, changes to shareholder’s deficit and cash flows for the period from May 9, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the period from May 9, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company lacks the capital resources it needs to fund its operations for a reasonable period of time, which is generally considered to be one year from the issuance of the financial statements. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Guangdong Prouden CPAs GP

Guangdong Prouden CPAs GP

We have served as the Company’s auditor since 2025.

Guangzhou, China

March 16, 2026

PCAOB ID NO. 7254

BM ACQUISITION CORP.

BALANCE SHEET

December 31, 2025
(Audited)
ASSETS
Current Assets
Cash	25,000
Total Current Assets	25,000

Deferred offering costs	590,001
Total Assets	$615,001

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	50,325
Promissory note – related party	$627,864
Total Current Liabilities	678,189

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,724,999 issued or outstanding	173
Class B ordinary Shares, $0.0001 par value; 10,000,000 shares authorized; 1 issued and outstanding(1)	-
Additional paid-in capital	24,827
Accumulated deficit	(88,188)
Total Shareholder’s Deficit	(63,188)
Total Liabilities and Shareholder’s Deficit	$615,001

*	On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and pre-share amounts and descriptions have been retroactively presented.

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the Period from May 9, 2025 (inception) through
December 31, 2025
(Audited)
Formation and operating costs	$(88,188)
Net Loss	$(88,188)

Weighted average shares outstanding, basic and diluted (1)	1,725,000
Basic and diluted net loss per ordinary share	$(0.05)

*	On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. The computation of basic and diluted loss per share were retro actively adjusted for the period presented.

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENT OF CHANGES TO SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MAY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance – May 9, 2025 (inception)	-	-	-	$-	$-	$-	$-	$-
Class B ordinary shares issued to Sponsor	-	-	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	-	-	(5,618)	-	(5,618)
Balance – May 31, 2025	-	-	1,725,000	173	24,827	(5,618)	(25,000)	(5,618)
Conversion of Class B ordinary shares to Class A ordinary shares	1,724,999	173	(1,724,999)	(173)	-	-	-	-
Cash received for ordinary shares	-	-	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	(82,570)	-	(82,570)
Balance – December 31, 2025	1,724,999	173	1	$-	$24,827	$(88,188)	$-	$(63,188)

*	On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis. Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. The outstanding shares of ordinary shares were presented retroactively as outstanding for the reporting period.

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the Period from May 9, 2025 (inception) through December 31, 2025
(Audited)
Cash flows from Operating Activities:
Net Loss	$(88,188)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	88,188
Net cash provided by operating activities	-

Cash flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	25,000
Cash – Beginning of period	-
Cash – Ending of period	$25,000

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	$539,676
Deferred offering costs in accrued offering costs and expenses	50,325

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

On December 31, 2025, the Company had not yet commenced any operations. All activity through December 31, 2025 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Going Concern Consideration

As of December 31, 2025, the Company had $25,000 in cash, a working capital deficit of $653,189 and accumulated deficit of $88,188. The Sponsor has agreed to loan the Company up to $900,000 to be used for a portion of the expenses of the Proposed Public Offering. The loan is non-interest bearing, unsecured and is payable on the earlier of: (i) March 31, 2027 and (ii) the consummation of the Proposed Offering. As of December 31, 2025, the Company borrowed $627,864 under the promissory note as discussed in Note 5.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Proposed Public Offering as discussed in Note 3. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the 12 months Completion Window. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 of Cash held in operating account as of December 31, 2025. The Company had no cash equivalents as of December 31, 2025.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of December 31, the Company had offering costs of $590,001.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the period from May 9, 2025 (inception) to December 31, 2025.

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

Warrant

The Company will account for the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of December 31, 2025.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2025, the Company has its bank account, opened since July 3, 2025, and did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company will offer for sale up to 6,000,000 Units (or 6,900,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. In December 2025, the Company amended the terms associated with its Proposed Offering. Specifically, the Company changed the composition of each unit upon the consummation of a Business Combination from one ordinary share and one-half of one redeemable warrant to one ordinary share and one whole redeemable warrant. Each Unit will consist of one ordinary share and one redeemable warrant (“Public Warrant”).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 28, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received by December 31, 2025. Such ordinary shares includes an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and its transferees will collectively own 20% of the outstanding shares after this offering (not including the Class A ordinary shares that are included within the Private Units).

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

Promissory Note — Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory was amended to increase the principle sum up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. The note is non-interest bearing and payable on the earlier of (i) March 31, 2027 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $900,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of December 31, 2025, the Company has borrowed $627,864 under the promissory note with our Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, no amounts under such loans have been drawn.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from May 9, 2025 (inception) through December 31, 2025
(Audited)
Formation and operating costs	$(88,188)

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

On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027.

EXHIBIT INDEX

(a)	The following exhibits are filed as part of this Registration Statement:

Exhibit No.	Description
1.1	Form of Underwriting Agreement(1)
3.1	Third Amended and Restated Memorandum and Articles of Association of the Registrant, as currently in effect and expected to be in effect after the offering(1)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrants Certificate(1)
4.4	Form of Warrants Agreement between Odyssey Transfer and Trust Company and the Registrant(1)
10.1	Form of Letter Agreement among the Registrant and its Initial Shareholder(1)
10.2	Form of Investment Management Trust Agreement among Odyssey Transfer and Trust Company and the Registrant(1)
10.3	Form of Registration Rights Agreement(1)
10.4	Form of Private Units Purchase Agreement between the Registrant and the Sponsor(1)
10.5	Form of Indemnification Agreement(1)
10.6	Form of Administrative Support Agreement between the Registrant and the Sponsor(1)
10.7	Securities Subscription Agreement between the Registrant and the Sponsor(1)
10.8	Promissory Note issued to the Sponsor(1)
10.9	First Amendment to Promissory Note dated August 11, 2025(1)
10.10*	Second Amendment to Promissory Note dated November 7, 2025
10.11*	Third Amendment to Promissory Note dated March 2, 2026
14.1	Form of Code of Ethics(1)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97	BM Acquisition Corp. Form of Clawback Policy(1)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Registrant’s Form S-1 (Post-Effective Amendment) (SEC File No. 333-288106) filed on January 13, 2026.

Item 16. FORM 10-K SUMMARY

None.

40

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March 2026.

BM ACQUISITION CORP.

By:	/s/ Traviss Loong Kam Seng
Traviss Loong Kam Seng, Chief Executive Officer and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Traviss Loong Kam Seng	Chief Executive Officer and Director	March 16, 2026
Traviss Loong Kam Seng	(Principal Executive Officer)

/s/ Loong Kam Hoong	Chief Financial Officer	March 16, 2026
Loong Kam Hoong	(Principal Financial and Accounting Officer)

41