Form 10-Q
period 2026-03-31
BM Acquisition Corp.
filed 2026-05-14
CIK 2071607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: 1,724,999 Class A ordinary shares and 1 Class B ordinary share as of May 14, 2026.

BM ACQUISITION CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page
Financial Statements of BM Acquisition Corp.:
Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2
Statements of Operations for the three months ended March 31, 2026	F-3
Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2026 and for the period from May 9, 2025 (inception) through December 31, 2025	F-4
Statements of Cash Flows for the three months ended March 31, 2026	F-5
Notes to Financial Statements	F-6 – F-16

BM ACQUISITION CORP.

BALANCE SHEET

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
	USD	USD
ASSETS
Current Assets
Cash	25,000	25,000
Total Current Assets	25,000	25,000

Deferred offering costs	583,473	590,001
Total Assets	608,473	615,001

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	15,234	50,325
Promissory note – a related party	681,508	627,864
Total Current Liabilities	696,742	678,189

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,724,999 issued or outstanding	173	173
Class B ordinary Shares, $0.0001 par value; 10,000,000 shares authorized; 1 issued and outstanding(1)	-	-
Additional paid-in capital	24,827	24,827
Accumulated deficit	(113,269)	(88,188)
Total Shareholder’s Deficit	(88,269)	(63,188)
Total Liabilities and Shareholder’s Deficit	608,473	615,001

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026
(Unaudited)
USD
Formation and operating costs	(25,081)
Net Loss	(25,081)

Weighted average shares outstanding, basic and diluted (1)	1,725,000
Basic and diluted net loss per ordinary share	(0.01)

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENT OF CHANGES TO SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND FOR THE PERIOD FROM MAY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
		USD		USD	USD	USD	USD	USD
Balance – May 9, 2025 (inception)	-	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	-	-	(5,618)	-	(5,618)
Balance – May 31, 2025	-	-	1,725,000	173	24,827	(5,618)	(25,000)	(5,618)
Conversion of Class B ordinary shares to Class A ordinary shares	1,724,999	173	(1,724,999)	(173)	-	-	-	-
Cash received for ordinary shares	-	-	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	(82,570)	-	(82,570)
Balance – December 31, 2025	1,724,999	173	1	-	24,827	(88,188)	-	(63,188)
Net loss	-	-	-	-	-	(25,081)	-	(25,081)
Balance – March 31, 2026	1,724,999	173	1	-	24,827	(113,269)	-	(88,269)

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026
(Unaudited)
USD
Cash flows from Operating Activities:
Net Loss	(25,081)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – A Related Party	25,081
Net cash provided by operating activities	-

Cash flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	-
Net cash provided by financing activities	-

Net Change in Cash	-
Cash – Beginning of period	25,000
Cash – Ending of period	25,000

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	568,239
Deferred offering costs in accrued offering costs and expenses	15,234

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

On March 31, 2026, the Company had not yet commenced any operations. All activity through March 31, 2026 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Going Concern Consideration

As of March 31, 2026, the Company had $25,000 in cash, a working capital deficit of $671,742 and accumulated deficit of $113,269. The Sponsor has agreed to loan the Company up to $900,000 to be used for a portion of the expenses of the Proposed Public Offering. The loan is non-interest bearing, unsecured and is payable on the earlier of: (i) March 31, 2027 and (ii) the consummation of the Proposed Offering. As of March 31, 2026, the Company borrowed $681,508 under the promissory note as discussed in Note 5.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 of Cash held in operating account as of March 31, 2026. The Company had no cash equivalents as of March 31, 2026.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of March 31, 2026, the Company had offering costs of $583,473. The decrease in deferred offering costs during the period was mainly due to write-off of excess unbilled charges previously accrued, following final settlement and waiver by the service provider.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three months ended March 31, 2026 and for the period from May 9, 2025 (inception) to December 31, 2025.

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

Warrant

The Company will account for the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of March 31, 2026.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2026, the Company has its bank account opened since July 3, 2025 and did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company will offer for sale up to 6,000,000 Units (or 6,900,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. In December 2025, the Company amended the terms associated with its Proposed Offering. Specifically, the Company changed the composition of each unit upon the consummation of a Business Combination from one ordinary share and one-half of one redeemable warrant to one ordinary share and one redeemable warrant. Each Unit will consist of one ordinary share and one redeemable warrant (“Public Warrant”).

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

Promissory Note — A Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory was amended to increase the principle sum up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. The note is non-interest bearing and payable on the earlier of (i) March 31, 2027 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $900,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of March 31, 2026, the Company has borrowed $681,508 under the promissory note with our Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, no amounts under such loans have been drawn.

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

For the three months ended March 31, 2026
(Unaudited)
USD
Formation and operating costs	(25,081)

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

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated subsequent events and transactions that occurred up to the date of the filing. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form S-1 declared effective by the Securities Exchange Commission (the “SEC”) on March 31, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the period from January 1, 2026 through March 31, 2026, we have a net loss of $25,081, which consist of operating expenses, and for the period from May 9, 2025 (inception) through March 31, 2026, we had an accumulated deficit of $113,269 that consist of formation costs and operating expenses.

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

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we have cash available to us of $25,000 and $25,000, respectively and have working capital deficit of $671,742 and $653,189, respectively.

Our liquidity needs will be satisfied through the receipt of $25,000 from the sale of the insider shares and a promissory note with our sponsor with a principal amount of $900,000. Furthermore, we estimate that the net proceeds from (i) the sale of the units in the Proposed Offering of $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full), deducting offering expenses of approximately $1,058,290 and initial underwriting discounts and commissions of $1,200,000 (or $1,380,000 if the over-allotment option is exercised in full) and (ii) the sale of the private units for a purchase price of $2,558,290 (or $2,648,290 if the over-allotment option is exercised in full). Of this amount, $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full) will be held in the trust account. The remaining $900,000 (whether or not the over-allotment option is exercised in full) will not be held in the trust account.

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

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory was amended to increase the principle sum up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. The note is non-interest bearing and payable on the earlier of (i) March 31, 2027 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $900,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of March 31, 2026, the Company has borrowed $681,508 under the promissory note with our Sponsor.

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services until the closing of our initial business combination or our liquidation. No administrative service expense had been paid for the period from May 9, 2025 (inception) through March 31, 2026.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BM ACQUISITION CORP.

Dated: May 14, 2026	By:	/s/ Traviss Loong Kam Seng
Traviss Loong Kam Seng, Chief Executive Officer and Director

