Form 10-Q
period 2026-06-30
BM Acquisition Corp.
filed 2026-08-14
CIK 2071607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large-accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: 1,724,999 Class A ordinary shares and 1 Class B ordinary share as of August 13, 2026.

BM ACQUISITION CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page
Financial Statements of BM Acquisition Corp.:
Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2
Statements of Operations for the three months ended June 30, 2026 (Unaudited)	F-3
Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2026 and for the period from May 9, 2025 (inception) through December 31, 2025 (Unaudited)	F-4
Statements of Cash Flows for the three months ended June 30, 2026 (Unaudited)	F-5
Notes to Financial Statements	F-6 – F-16

BM ACQUISITION CORP.

BALANCE SHEET

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
	USD	USD
ASSETS
Current Assets
Cash	25,000	25,000
Total Current Assets	25,000	25,000

Deferred offering costs	635,003	590,001
Total Assets	660,003	615,001

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	-	50,325
Promissory note – a related party	752,272	627,864
Total Current Liabilities	752,272	678,189

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,724,999 issued or outstanding	173	173
Class B ordinary Shares, $0.0001 par value; 10,000,000 shares authorized; 1 issued and outstanding(1)	-	-
Additional paid-in capital	24,827	24,827
Accumulated deficit	(117,269)	(88,188)
Total Shareholder’s Deficit	(92,269)	(63,188)
Total Liabilities and Shareholder’s Deficit	660,003	615,001

1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2026	For the six months ended June 30, 2026	For the period from May 27, 2025 (Inception) through June 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD
Formation and operating costs	(4,000)	(29,081)	(44,823)
Net Loss	(4,000)	(29,081)	(44,823)

Weighted average shares outstanding, basic and diluted (1)	1,725,000	1,725,000	1,725,000
Basic and diluted net loss per ordinary share	(0.00)	(0.02)	(0.03)

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENT OF CHANGES TO SHAREHOLDER’S DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM MAY 9, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
		USD		USD	USD	USD	USD	USD
Balance – May 9, 2025 (inception)	-	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	-	-	(5,618)	-	(5,618)
Balance – May 31, 2025	-	-	1,725,000	173	24,827	(5,618)	(25,000)	(5,618)
Conversion of Class B ordinary shares to Class A ordinary shares	1,724,999	173	(1,724,999)	(173)	-	-	-	-
Cash received for ordinary shares	-	-	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	(82,570)	-	(82,570)
Balance – December 31, 2025	1,724,999	173	1	-	24,827	(88,188)	-	(63,188)
Net loss	-	-	-	-	-	(29,081)	-	(29,081)
Balance – June 30, 2026	1,724,999	173	1	-	24,827	(117,269)	-	(92,269)

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2026	For the period from May 27, 2025 (Inception) through June 30, 2025
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from Operating Activities:
Net Loss	(29,081)	(44,823)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – A Related Party	29,081	44,823
Net cash provided by operating activities	-	-

Cash flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	-	-
Cash – Beginning of period	25,000	-
Cash – Ending of period	25,000	-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	635,003	83,080
Deferred offering costs in accrued offering costs and expenses	-	-

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

On June 30, 2026, the Company had not yet commenced any operations. All activity through June 30, 2026 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Going Concern Consideration

As of June 30, 2026, the Company had $25,000 in cash, a working capital deficit of $727,272 and accumulated deficit of $117,269. The Sponsor has agreed to loan the Company up to $1,200,000 to be used for a portion of the expenses of the Proposed Public Offering. The loan is non-interest bearing, unsecured and is payable on the earlier of: (i) March 31, 2028 and (ii) the consummation of the Proposed Offering. As of June 30, 2026, the Company borrowed $752,272 under the promissory note as discussed in Note 5.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 of Cash held in operating account as of June 30, 2026. The Company had no cash equivalents as of June 30, 2026.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2026, the Company had offering costs of $635,003.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the six months ended June 30, 2026 and for the period from May 9, 2025 (inception) to December 31, 2025.

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

Warrant

The Company will account for the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of June 30, 2026.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2026, the Company has its bank account opened since July 3, 2025 and did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Note — A Related Party

On May 13, 2025, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory was amended to increase the principle sum up to $700,000. On November 7, 2025, the promissory note has further amendment to extend the payable date from December 31, 2025 to March 31, 2026. On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. On June 5, 2026, the promissory was amended to increase the principle sum up to $1,200,000 and extend the payable date from March 31, 2027 to March 31, 2028. The note is non-interest bearing and payable on the earlier of (i) March 31, 2028 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $1,200,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of June 30, 2026, the Company has borrowed $752,272 under the promissory note with our Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, no amounts under such loans have been drawn.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the six months ended June 30, 2026	For the period from May 9, 2025(inception) through June 30, 2025
	(Unaudited)	(Unaudited)
	USD	USD
Formation and operating costs	(29,081)	(44,823)

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

Overview

We are a blank check company incorporated under the laws of the Cayman Islands as an exempted company with limited liability for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location, except that we aim to acquire an operating business primarily located in Southeast Asia that generates annual revenues between $15 million and $30 million and that we will not pursue a prospective target company based in or having the majority of its operations in China. We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly reduce the equity interest of investors in this offering;

●	may subordinate the rights of holders of Class A ordinary shares if we issue preference shares with rights senior to those afforded to our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our ordinary shares, if declared;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

Liquidity and Capital Resources

Our liquidity needs will be satisfied through the receipt of $25,000 from the sale of the insider shares and a promissory note with our sponsor with a principal amount of $1,200,000 that is more fully described below. Furthermore, we estimate that the net proceeds from (i) the sale of the units in this offering of $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full), deducting offering expenses of approximately $1,658,290 and initial underwriting discounts and commissions of $1,200,000 (or $1,380,000 if the over-allotment option is exercised in full) and (ii) the sale of the private units for a purchase price of $2,558,290 (or $2,648,290 if the over-allotment option is exercised in full). Of this amount, $60,000,000 (or $69,000,000 if the over-allotment option is exercised in full) will be held in the trust account. The remaining $900,000 (whether or not the over-allotment option is exercised in full) will not be held in the trust account.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Over the next 18 months from the closing of this initial public offering, subject to extension up to 21 months by means of three one-month extensions provided that $0.033 per public share is deposited into the trust account for each extension and provided that the Company has entered into an agreement for an initial business combination within that 18 month period, we will be using the funds held outside of the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Out of the funds available outside the trust account, we anticipate that we will incur approximately:

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

On July 24, 2025, our sponsor transferred 196,000 insider shares to the Company’s Chief Financial Officer, Chief Operating Officer and three independent director nominees at the cost to the sponsor of $0.014 per share in consideration for their respective services to the Company and the sponsor pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On August 28, 2025, our Chief Operating Officer resigned from service to the Company due to personal commitments and agreed to forfeit the receipt of 100,000 Class B ordinary shares back to our sponsor.

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

On May 13, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $300,000, which is non-interest-bearing, which was amended by the First Amendment to Promissory Note dated August 11, 2025 to increase the principal amount to up to $700,000. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the earlier of (i) December 31, 2025 and (ii) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities.

On March 3, 2026, the promissory was amended to increase the principle sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. The note is non-interest bearing and payable on the earlier of (i) March 31, 2027 or (ii) the consummation of the Proposed Offering. On June 5, 2026, the promissory was amended to increase the principle sum up to $1,200,000 and extend the payable date from March 31, 2027 to March 31, 2028. The note is non-interest bearing and payable on the earlier of (i) March 31, 2028 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $900,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses.

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services until the closing of our initial business combination or our liquidation. No administrative service expense had been paid for the period from May 9, 2025 (inception) through May 31, 2025.

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

Pursuant to a registration rights agreement we will enter into with our sponsor prior to the closing of this offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements. See “Certain Relationships and Related Party Transactions.”

Controls and Procedures

We are not currently required to certify the effectiveness of our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2026. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of the date of this prospectus, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when, or if, required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of this offering, including amounts in the trust account, will be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of the date of this prospectus, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and do not have any commitments or contractual obligations. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.

JOBS Act

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of Traviss Loong Kam Seng and Loong Kam Hoong’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BM ACQUISITION CORP.

Dated: August 13, 2026	By:	/s/ Traviss Loong Kam Seng
Traviss Loong Kam Seng, Chief Executive Officer and Director

