Form 10-Q
period 2026-09-30
BM Acquisition Corp.
filed 2026-11-13
CIK 2071607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of ordinary shares, as of the latest practicable date: 1,724,999 Class A ordinary shares and 1 Class B ordinary share as of November 13, 2026.

BM ACQUISITION CORP.

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page
Unaudited Financial Statements of BM Acquisition Corp.:
Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	F-2
Statements of Operations for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and the period from May 9, 2025 (inception) through September 30, 2025 (Unaudited)	F-3
Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 and for the period from May 9, 2025 (inception) through September 30, 2025 (Unaudited)	F-4
Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from May 9, 2025 (inception) through September 30, 2025 (Unaudited)	F-5
Notes to Financial Statements(Unaudited)	F-6 – F-16

BM ACQUISITION CORP.

BALANCE SHEET

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
	USD	USD
ASSETS
Current Assets
Cash	25,000	25,000
Total Current Assets	25,000	25,000

Deferred offering costs	635,633	590,001
Total Assets	660,633	615,001

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued offering costs	630	50,325
Promissory note – a related party	756,272	627,864
Total Current Liabilities	756,902	678,189

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 490,000,000 shares authorized; 1,724,999 issued and outstanding	173	173
Class B ordinary Shares, $0.0001 par value; 10,000,000 shares authorized; 1 issued and outstanding(1)	-	-
Additional paid-in capital	24,827	24,827
Accumulated deficit	(121,269)	(88,188)
Total Shareholder’s Deficit	(96,269)	(63,188)
Total Liabilities and Shareholder’s Deficit	660,633	615,001

(1)	Includes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026	For the three months ended September 30, 2025	For the period from May 9, 2025 (Inception) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD
Formation and operating costs	(4,000)	(33,081)	(32,517)	(77,340)
Net Loss	(4,000)	(33,081)	(32,517)	(77,340)

Weighted average shares outstanding, basic and diluted (1)	1,500,000	1,500,000	1,500,000	1,500,000
Basic and diluted net loss per ordinary share	(0.00)	(0.02)	(0.02)	(0.05)

(1)	Excludes an aggregate of 225,000 Ordinary Shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENT OF CHANGES TO SHAREHOLDER’S DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

AND

FOR THE PERIOD FROM MAY 9, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025 (UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid-In	Accumulated	Subscription	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
		USD		USD	USD	USD	USD	USD
Balance – May 9, 2025 (inception)	-	-	-	-	-	-	-	-
Class B ordinary shares issued to Sponsor	-	-	1,725,000	173	24,827	-	(25,000)	-
Net loss	-	-	-	-	-	(5,618)	-	(5,618)
Balance – May 31, 2025	-	-	1,725,000	173	24,827	(5,618)	(25,000)	(5,618)
Net loss						(39,205)	-	(39,205)
Balance – June 30, 2025			1,725,000	173	24,827	(44,823)	(25,000)	(44,823)
Conversion of Class B ordinary shares to Class A ordinary shares	1,724,999	173	(1,724,999)	(173)	-	-	-	-
Net loss	-	-	-	-	-	(32,517)	-	(32,517)
Balance – September 30, 2025	1,724,999	173	1	-	24,827	(77,340)	(25,000)	(77,340)
Cash received for ordinary shares	-	-	-	-	-	-	25,000	25,000
Net loss						(10,848)		(10,848)
Balance – December 31, 2025	1,724,999	173	1	-	24,827	(88,188)	-	(63,188)
Net loss	-	-	-	-	-	(25,081)	-	(25,081)
Balance – March 31, 2026	1,724,999	173	1	-	24,827	(113,269)	-	(88,269)
Net loss	-	-	-	-	-	(4,000)		(4,000)
Balance – June 30, 2026	1,724,999	173	1	-	24,827	(117,269)	-	(92,269)
Net loss						(4,000)		(4,000)
Balance – September 30, 2026	1,724,999	173	1	-	24,827	(121,269)	-	(96,269)

(1)	Includes an aggregate of 225,000 Class A ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these financial statements.

BM ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2026	For the period from May 9, 2025 (Inception) through September 30, 2025
	(Unaudited)	(Unaudited)
	USD	USD
Cash flows from Operating Activities:
Net Loss	(33,081)	(77,340)

Adjustments to reconcile net loss to net cash used in operating activities:
Formation and operating costs paid by Sponsor under Promissory Note – a related party	33,081	77,340
Net cash provided by operating activities	-	-

Cash flows from Financing Activities:
Proceeds from issuance of founder shares to Sponsor	-	-
Net cash provided by financing activities	-	-

Net Change in Cash	-	-
Cash – Beginning of period	25,000	-
Cash – Ending of period	25,000	-

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in promissory note	635,003	433,697
Deferred offering costs in accrued offering costs and expenses	630	-

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

On September 30, 2026, the Company had not yet commenced any operations. All activity through September 30, 2026 related to the Company’s formation and the Proposed Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed initial public offering of 6,000,000 units at $10.00 per unit (or 6,900,000 units if the underwriters’ over-allotment option is exercised in full) (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) which is discussed in Note 3 (the “Proposed Offering”) and the sale of 255,829 private units (or 264,829 private units if the underwriter’s over-allotment option is exercised in full) (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to the Company’s sponsor, BM Global Capital (the “Sponsor”), that will close simultaneously with the Proposed Offering. The Company intends to list the Units on the Nasdaq Global Market (“Nasdaq”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering and sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts and taxes payable on the income earned on the trust account) at the time of the signing of an agreement to enter into a Business Combination.

The Company will complete a Business Combination only if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, management has agreed that $10.00 per Unit sold in the Proposed Offering, including the proceeds of the sale of the Private Units, will be held in a trust account (“Trust Account”) and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the trust account, the Company may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

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

Our initial shareholders have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their insider shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the trust account with respect to their insider shares and private shares if the Company fails to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the trust account; and (iv) vote any insider shares and private shares held by them and any public shares purchased during or after the Proposed Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company will have until 18 months from the closing of the Proposed Offering, subject to extension up to 21 months by means of three one-month extensions as set forth in the Company’s registration statement, at the option of the sponsor (as may be extended by shareholder approval to amend our third amended and restated memorandum and articles of association to extend the date by which the Company must consummate our initial business combination) or until such earlier liquidation date as our board of directors may approve, to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern Consideration

As of September 30, 2026, the Company had $25,000 in cash, a working capital deficit of $731,902 and accumulated deficit of $121,269. The Sponsor has agreed to loan the Company up to $1,200,000 to be used for a portion of the expenses of the Proposed Public Offering. The loan is non-interest bearing, unsecured and is payable on the earlier of: (i) March 31, 2028 and (ii) the consummation of the Proposed Offering. As of September 30, 2026, the Company borrowed $756,272 under the promissory note as discussed in Note 5.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through a Proposed Public Offering as discussed in Note 3. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $25,000 of Cash held in operating account as of September 30, 2026. The Company had no cash equivalents as of September 30, 2026.

Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption will be charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units will be charged to shareholder’s equity as the warrants, after management’s evaluation, will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2026, the Company had offering costs of $635,633.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and the period from May 9, 2025 (inception) through September 30, 2025.

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

Warrant

The Company will account for the Public and Private Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to a company’s common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of a company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Warrants currently outstanding as of September 30, 2026.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2026, the Company has its bank account opened since July 3, 2025 and did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Insider shares

On May 28, 2025, the Company issued an aggregate of 1,725,000 insider shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The funds were received by December 31, 2025. Such ordinary shares include an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor and its transferees will collectively own 20% of the outstanding shares after the Proposed Offering (not including the Class A ordinary shares that are included within the Private Units).

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

Promissory Note — A Related Party

On May 13, 2025, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. On August 11, 2025, the promissory note was amended to increase the principal sum up to $700,000. On November 7, 2025, the promissory note was further amended to extend the payable date from December 31, 2025 to March 31, 2026. On March 3, 2026, the promissory note was amended to increase the principal sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. On June 5, 2026, the promissory note was amended to increase the principal sum up to $1,200,000 and extend the payable date from March 31, 2027 to March 31, 2028. The note is non-interest bearing and payable on the earlier of (i) March 31, 2028 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $1,200,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses. As of September 30, 2026, the Company has borrowed $756,272 under the promissory note with our Sponsor.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Up to $3,000,000 of such loans may be convertible into Private Units, at a price of $10.00 per unit, at the option of the applicable lender. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2026, no amounts under such loans have been drawn.

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

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 900,000 additional Units to cover over-allotments at the Proposed Offering price, less the underwriting discounts and commissions.

The underwriters are entitled to a cash underwriting fee of two percent (2%) of the gross proceeds of the Proposed Offering, or $1,200,000 (or up to $1,380,000 if the underwriters’ over-allotment is exercised in full), upon the closing of the Proposed Offering and a deferred fee of one percent (1%) of the gross proceeds of the Proposed Offering, or $600,000 (or up to $690,000 if the underwriters’ over-allotment is exercised in full), upon closing of the Business Combination (or 5.9% of the trust balance upon the consummation of an initial business combination, whichever amount is greater). The foregoing excludes certain fees and expenses payable to the underwriters in connection with the Proposed Offering. The underwriters have agreed to reimburse certain of our expenses in connection with the Proposed Offering, not to exceed $600,000 (or $690,000 if the underwriter’s over-allotment option is exercised in full). The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Administrative Services Arrangement

The Company has committed to pay an affiliate of our Sponsor $10,000 per month for administrative services as discussed in Note 5 commencing from the date that the Company’s securities are first listed on Nasdaq, through the earlier of the Company’s consummation of a Business Combination and its liquidation.

NOTE 7. SHAREHOLDER’S EQUITY

Class A Ordinary shares — The Company is authorized to issue 490,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 31, 2025, there were no Class A ordinary shares issued or outstanding. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis (the “insider shares”). Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and per-share amounts and descriptions have been retroactively presented.

Class B Ordinary shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share. On May 28, 2025, upon the subdivision and redesignation of the shares of the Company, five (5) Class B ordinary shares were issued and outstanding. On May 28, 2025, the Company issued an aggregate of 1,725,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On May 28, 2025, the five (5) Class B ordinary shares were surrendered to the Company for no consideration. On May 28, 2025, there were 1,725,000 Class B Ordinary shares issued and outstanding, of which 225,000 shares held by the Sponsor are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full. On August 28, 2025, our sponsor elected to convert all but one of its Class B ordinary shares into Class A ordinary shares and our remaining initial shareholders elected to convert all of their respective Class B ordinary shares into Class A ordinary shares, pursuant to the option of the holders of the Class B ordinary shares, on a one-for-one basis (the “insider shares”). Following this date, we had 1,724,999 Class A ordinary shares (225,000 of which are subject to forfeiture) and one Class B ordinary share issued and outstanding. All shares and per-share amounts and descriptions have been retroactively presented.

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the third amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the third amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s third amended and restated memorandum and articles of association, such actions include amending the third amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors, and the right to vote on any amendment to the article granting such right, and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of our third amended and restated memorandum and articles of association may only be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the three months ended September 30, 2026	For the nine months ended September 30, 2026	For the three months ended September 30, 2025	For the period from May 9, 2025 (Inception) through September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD
Formation and operating costs	(4,000)	(33,081)	(32,517)	(77,340)
Net Loss	(4,000)	(33,081)	(32,517)	(77,340)

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

As of November 13, 2026, the filing date of this report, the Company has not consummated the Proposed Offering.

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

Our sponsor has committed to purchasing from us an aggregate of 255,829 private units at $10.00 per private unit (for a total purchase price of $2,558,290). Our sponsor has also agreed that if the over-allotment option is exercised by the underwriters, it will purchase from us at a price of $10.00 per private unit an additional number of private units (up to a maximum of 264,829 private units) pro rata with the amount of the over-allotment option exercised so that at least $10.00 per share sold to the public (or 100.0% of the gross proceeds from the offering) in the Proposed Offering is held in trust regardless of whether the over-allotment option is exercised in full or in part. These additional private units will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option.

On May 13, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $300,000, which is non-interest-bearing, which was amended by the First Amendment to Promissory Note dated August 11, 2025 to increase the principal amount to up to $700,000. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note was originally payable on the earlier of (i) December 31, 2025 and (ii) the date on which we consummate the initial public offering of our securities or the date on which we determine not to conduct an initial public offering of our securities. On November 7, 2025, the promissory note was further amended to extend the payable date from December 31, 2025 to March 31, 2026.

On March 3, 2026, the promissory note was amended to increase the principal sum up to $900,000 and extend the payable date from March 31, 2026 to March 31, 2027. The note is non-interest bearing and payable on the earlier of (i) March 31, 2027 or (ii) the consummation of the Proposed Offering. On June 5, 2026, the promissory note was amended to increase the principal sum up to $1,200,000 and extend the payable date from March 31, 2027 to March 31, 2028. The note is non-interest bearing and payable on the earlier of (i) March 31, 2028 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of the Proposed Offering out of the $1,200,000 of Proposed Offering proceeds that has been allocated for the payment of Proposed Offering expenses.

Our sponsor has agreed, commencing from the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services until the closing of our initial business combination or our liquidation. No administrative service expense had been paid for the period from May 9, 2025 (inception) through September 30, 2026.

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

Pursuant to a registration rights agreement we will enter into with our sponsor prior to the closing of the Proposed Offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of units issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2026, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2026, we do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and do not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that due to inadequate segregation of duties within account processes and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping, during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level and, accordingly, did not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BM ACQUISITION CORP.

Dated: November 13, 2026	By:	/s/ Traviss Loong Kam Seng
Traviss Loong Kam Seng, Chief Executive Officer and Director

